Form 10QSB
period 2001-09-30
ALLONLINE COM
filed 2001-11-14
CIK 1140004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2001.

                                       or

[ ]     Transitional report filed under Section 13 or 15 (d) of the
        Exchange Act.


                          Commission File No. 0-32693

                               Allonline.com
                               -------------
                 (Name of Small Business Issuer in its Charter)

         Nevada                                      88-0490039
         --------                                    -------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of November 1, 2001, there were 1,978,850 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                            ALLONLINE.COM
                       (A DEVELOPMENT STAGE COMPANY)
                               CONTENTS
            December 31, 2000 and September 30, 2001 (unaudited)
-------------------------------------------------------------------------------

                                                                         Page
FINANCIAL STATEMENTS

    Balance Sheet                                                          1

    Statements of Operations                                               2

    Statements of Stockholders' Equity                                     3

    Statements of Cash Flows                                               4

    Notes to Financial Statements                                         5-6

                                  ALLONLINE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2001           2000
                                                     ------------   ------------

ASSETS
     Current assets
Cash held in trust account                           $       376    $     4,101
Account receivable from shareholder                           67             67
                                                     ------------   ------------

     Total assets                                    $       443    $     4,168
                                                     ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                     $       868     $        -

     Shareholders' equity
Preferred stock (par value $0.001)
5,000,000 shares authorized none issued
Common stock (par value $0.001) 20,000,000
shares authorized; 1,978,850 and 1,952,500
issued and outstanding at September 2001
and December 31, 2000 respectively                         1,979          1,953
Paid in capital                                            5,826          4,197
Deficit accumulated during development stage              (8,230)        (1,982)
                                                     ------------   ------------

     Total shareholders' equity                             (425)         4,168
                                                     ------------   ------------

     Total liabilities and shareholders' equity
                                                     $       443    $     4,168
                                                     ============   ============




     The accompanying notes to financial statements are an integral part of this statement


                                                      ALLONLINE.COM
                                              (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENT OF OPERATIONS
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND FROM INCEPTION TO
                              SEPTEMBER 30, 2000; THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                              AND 2000 AND CUMULATIVE FROM INCEPTION TO SEPTEMBER 30, 2001
                                                       (UNAUDITED)


                                                                  FROM                                                FROM
                                              FOR THE           INCEPTION         FOR THE          FOR THE          INCEPTION
                                                NINE            MARCH 10,          THREE            THREE           MARCH 10,
                                            MONTHS ENDED         2000 TO        MONTHS ENDED     MONTHS ENDED        2000 TO
                                              SEPT. 30,         SEPT. 30,        SEPT. 30,         SEPT. 30,         SEPT. 30,
                                                2001              2000              2001             2000               2001
                                           --------------    --------------    --------------    --------------    --------------
Income                                     $           -     $           -     $           -     $           -     $           -
                                                                                                      NO
Audit fees                                         1,160                                 160       ACTIVITY                1,160
Legal and corporate registration fees              5,088             1,982               708                               7,070
                                           --------------    --------------    --------------    --------------    --------------
Total expenses                                     6,248             1,982               868                 -             8,230
                                           --------------    --------------    --------------    --------------    --------------

Net (loss)                                 $      (6,248)    $      (1,982)    $        (868)    $           -     $      (8,230)
                                           ==============    ==============    ==============    ==============    ==============
Net (loss) per share                       $      (0.003)    $      (0.001)    $      (0.003)    $           -     $      (0.004)
                                           ==============    ==============    ==============    ==============    ==============

Weighted average number of common
shares outstanding                             1,965,500         1,800,000         1,965,500         1,800,000         1,965,500
                                           ==============    ==============    ==============    ==============    ==============

               The accompanying notes to financial statements are an integral part of this statement


                                  ALLONLINE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
                    FROM INCEPTION TO SEPTEMBER 30, 2000 AND
                  CUMMULATIVE FROM INCEPTION MARCH 10, 2000 TO
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                   For the       From          From
                                                     nine      inception     inception
                                                    months     March 10,     March 10,
                                                    ended      2000 to       2000 to
                                                    Sept.      Sept. 30,      Sept.
                                                   30, 2001       2000         2001
                                                  ----------   ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (loss)                                   $  (6,248)   $  (1,982)   $  (8,230)
     Shares issued for legal services and
       registration fees                              1,655          900        2,555
(Increase) decrease in operating assets-account
  receivable                                              -          (67)         (67)
Increase (decrease) in accounts payable                 868                       868
                                                  ----------   ----------   ----------
Cash flow from operating activities                  (3,725)      (1,149)      (4,874)


CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from sale of stock                          -        5,250        5,250
                                                  ----------   ----------   ----------

Cash flow from all activities                        (3,725)       4,101          376

Cash balance at beginning of period
                                                      4,101            -            -
                                                  ----------   ----------   ----------

Cash balance at end of  period                    $     376    $   4,101    $     376
                                                  ==========   ==========   ==========




     The accompanying notes to financial statements are an integral part of this statement



                                  ALLONLINE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
               FROM INCEPTION MARCH 10, 2000 TO SEPTEMBER 30, 2001
                                   (UNAUDITED)


                                                       Common stock                   Deficit
                                            --------------------------------------  accumulated
                                                                       Additional       in
                                             Number of     Par value    Paid-in     development
                                              shares       $(0.001)     capital       stage
                                            -----------   -----------  -----------  -----------

Common stock issued for cash at par value
March 10, 2000                                 900,000    $      900   $        -   $        -

Common stock issued for legal services at
par value March 10, 2000                       900,000          900

Common stock issued for cash at $0.03 per
share                                          152,500           153        4,197

Net (loss) for the period                                                               (1,982)
                                            -----------   -----------  -----------  -----------

Balance at December 31, 2000                 1,952,500         1,953        4,197       (1,982)

Common shares issued for legal and
registration fees at $0.05                      26,350            26        1,629

Net (loss) for the period                                                               (6,248)
                                            -----------   -----------  -----------  -----------

Balance at September 30, 2001                1,978,850    $    1,979   $    5,826   $   (8,230)
                                            ===========   ===========  ===========  ===========



  The accompanying notes to financial statements are an integral part of this statement



                                  ALLONLINE.COM
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND FROM INCEPTION MARCH 10
                             TO SEPTEMBER 30, 2001
                                   (unaudited)

GENERAL

         Allonline.com ("the Company") is a Nevada corporation incorporated March 10, 2000. The Company is in the development stage and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had no business activity to date.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The Company is expensing all start up expenses in accordance with AICPA Statements of Position 98-5.

         The Company uses the asset and liability method of accounting for income taxes. Because the Company is the development stage no benefit is realized for the net operating loss carry-forward due to the uncertainty of its realization

         Earnings per share is computed using the weighted average number of common shares outstanding.

RELATED PARTY TRANSACTIONS

         The Company's officers receive no compensation for Company activity and the Company has reflected no expense in the statement of operations.

         The Company has no rented office space but uses the offices of one of the shareholders at no cost to the Company.

         The loan to shareholder $67 is due on demand and is non-interest bearing.

         During the period from inception, March 10, 2000, through September, 2001, the Company received legal services from a stockholder that aggregated $5,090.

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

         The Company may seek a Merger with an entity which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital, which is perceived to be easier to raise by a public company. In some instances, a Merger may involve entering into a transaction with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

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

         The Company will seek potential Merger Targets from all known sources and anticipates that various prospective Merger Targets will be brought to its attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community and affiliated sources, including, possibly, the Company's executive officer, director and his affiliates. While the Company has not yet ascertained how, if at all, it will advertise and promote itself, the Company may elect to publish advertisements in financial or trade publications seeking potential business acquisitions. While the Company does not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to the officer and director of the Company or any entity with which he is affiliated for such service. Moreover, in no event shall the Company issue any of its securities to any officer, director or promoter of the Company, or any of their respective affiliates or associates, in connection with activities designed to locate a Merger Target.

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

         The Company may utilize available cash and equity securities in effecting a Merger. Although the Company has no commitments as of this date to issue any shares of Common Stock or options or warrants, except for additional securities that the Company expects to issue for certain professional services, other than those already issued in the offering of its common stock pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") (the "Private Placement"), the Company will likely issue a substantial number of additional shares in connection with the consummation of a Merger, probably in most cases equal to nine or more times the amount held by the Company's stockholders prior to the Merger. The Company also may decide to issue Preferred Stock, with liquidation and dividend rights, that are senior to the Common Stock, in connection with a Merger or obtaining financing therefore, although the Company has no present plans to do so. The Company currently has no intention to issue Preferred Stock. The Company may have to effect reverse stock splits prior to any Merger. To the extent that such additional shares are issued, dilution to the interests of a Company's stockholders will occur. Additionally, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry-forwards, if any.

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

Expenses for nine Months Ending September 30, 2001

         Expenses increased by approximately $868 and $4,266, respectively, for the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000. The increases resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's quarterly public disclosure and reporting requirements. The Company is seeking to reduce these ongoing expenses by obtaining the agreement of certain of its professional service providers to permit the Company to defer or forgo cash payment of the expense of their services in exchange for securities of the Company. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

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

    None

    (b)   Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ALLONLINE.COM


Date:  November 13, 2001                    By /s/ Diane Byman
      ---------------                       ----------------------------------
                                            Diane Byman, President
                                            and Treasurer (Chief Financial
                                            Officer)