Form 10QSB
period 2002-03-31
ALLONLINE COM
filed 2002-05-15
CIK 1140004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2002.

                                       or

[ ]     Transitional report filed under Section 13 or 15 (d) of the
        Exchange Act.


                          Commission File No. 0-32693

                               Allonline.com, Inc.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of May 14, 2002, there were 1,957,500 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                                             Allonline.com, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                December 31, 2001 and March 31, 2002 (unaudited)
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


                                    ALLONLINE.COM, INC
                               (A DEVELOPMENT STAGE COMPANY)
                                      BALANCE SHEETS
                        AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                                       (UN-AUDITED)


                                                                    MARCH 31,    DECEMBER 31,
                                                                      2002          2001
                                                                    --------      --------
ASSETS
     Current assets
Cash held in trust account                                          $   376       $   376
Account receivable from shareholder                                      67            67
                                                                    --------      --------

     Total assets                                                   $   443       $   443
                                                                    ========      ========



LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                                    $ 3,113       $ 9,953

     Shareholders' equity
Preferred stock (par value $0.001) 5,000,000 shares authorized none issued

Common stock (par value $0.001) 20,000,000 shares
authorized; 1,957,500 shares issued and outstanding
at March 31, 2002 and December 31, 2001, respectively                 1,958         1,958
Paid in capital                                                       4,342         4,342
Deficit accumulated during development stage                         (8,970)       (8,810)
                                                                    --------      --------

     Total shareholders' equity                                      (2,670)       (2,510)
                                                                    --------      --------

     Total liabilities and shareholders' equity                     $   443       $   443
                                                                    ========      ========


      The accompanying notes to financial statements are an integral part of this statement


                                         ALLONLINE.COM, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND
                     CUMULATIVE FROM INCEPTION MARCH 10, 2000 TO MARCH 31, 2002
                                            (UN-AUDITED)

                                                                                CUMULATIVE FROM
                                             FOR THE THREE     FOR THE THREE    INCEPTION MARCH
                                              MONTHS ENDED      MONTHS ENDED      10, 2000 TO
                                             MARCH 31, 2002    MARCH 31, 2001    MARCH 31, 2002
                                              ------------      ------------      ------------
Income                                        $         -       $         -       $         -

Accounting fees                                         -       NO ACTIVITY             1,260
Legal and corporate registration fees                 160                               7,710
                                              ------------      ------------      ------------
Total expenses                                        160                               8,970
                                              ------------      ------------      ------------

Loss before income taxes                             (160)                            (8,970)
Income taxes                                            -                 -                 -
                                              ------------      ------------      ------------
Net loss                                      $      (160)      $         -       $    (8,970)
                                              ============      ============      ============


Net loss per share                            $    (0.000)      $    (0.000)      $    (0.005)
                                              ============      ============      ============
Weighted average number of common shares
outstanding                                     1,957,500         1,952,500         1,957,500
                                              ============      ============      ============

           The accompanying notes to financial statements are an integral part of this statement


                                         ALLONLINE.COM, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND
                     CUMULATIVE FROM INCEPTION MARCH 10, 2000 TO MARCH 31, 2002
                                            (UN-AUDITED)


                                                                                          CUMULATIVE FROM
                                                  FOR THE THREE       FOR THE THREE       INCEPTION MARCH
                                                   MONTHS ENDED        MONTHS ENDED         10, 2000 TO
                                                  MARCH 31, 2002      MARCH 31, 2001       MARCH 31, 2002
                                                  --------------      --------------      ---------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (loss)                                   $      (160)         $         -          $    (8,970)
     Adjustment to reconcile net (loss) to net
     cash
     Shares issued for legal and filing
     services                                               -           NO ACTIVITY               1,050
(Increase) decrease in operating assets-
     accounts receivable                                    -           FOR PERIOD                  (67)

Increase (decrease) in operating liabilities-
    accounts payable                                      160                    -                3,113
                                                  ------------         ------------         ------------
Cash flow from operating activities                         -                    -               (4,874)


CASH PROVIDED FROM FINANCING ACTIVITIES
     Proceeds from sale of stock                            -                    -                5,250
                                                  ------------         ------------         ------------

Cash flow from all activities                               -                    -                  376

Cash balance at beginning of period                       376                4,101                    -
                                                  ------------         ------------         ------------

Cash balance at end of period                     $       376          $     4,101          $       376
                                                  ============         ============         ============


           The accompanying notes to financial statements are an integral part of this statement


                                              ALLONLINE.COM, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF SHAREHOLDERS' EQUITY
                                FROM INCEPTION MARCH 10, 2000 TO MARCH 31, 2002
                                                 (UN-AUDITED)



                                                                                                             DEFICIT
                                                                     COMMON STOCK                          ACCUMULATED
                                                    --------------------------------------------------        DURING
                                                     Number of          Par value        Additional         DEVELOPMENT
                                                      shares             $(0.001)     Paid-in capital          STAGE
                                                    -----------        -----------       -----------       -----------
Common stock issued for cash at par value
March 10, 2000                                         900,000         $      900        $        -        $        -


Common stock issued for legal services at
par value March 10, 2000                               900,000                900                 -                 -


Common stock issued for cash $0.03 per share           152,500                153             4,197                 -

Net loss                                                (1,982)
                                                    -----------        -----------       -----------       -----------
Balance at December 31, 2000                         1,952,500              1,953             4,197            (1,982)


Shares issued for filing services of $150
January 1, 2001 valued at $0.03 per share                5,000                  5               145                 -

Net loss                                                     -                  -                 -            (6,828)
                                                    -----------        -----------       -----------       -----------
Balance at December 31, 2001                         1,957,500              1,958             4,342            (8,810)

Net loss                                                     -                  -                 -              (160)
                                                    -----------        -----------       -----------       -----------
Balance at March 31, 2002                            1,957,500         $    1,958        $    4,342        $   (8,870)
                                                    ===========        ===========       ===========       ===========

                The accompanying notes to financial statements are an integral part of this statement

                               ALLONLINE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
        FOR THE PERIOD FROM INCEPTION MARCH 10, 2000 TO DECEMBER 31, 2001
                                  (UN-AUDITED)



GENERAL
         Allonline.com, Inc. ("the Company") is a Nevada corporation incorporated March 10, 2000. The Company is in the development stage and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had no business activity to date.

         The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (March 10, 2000), sustained losses and has used capital raised through the issuance of stock to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

         Management believes that actions currently being taken to revise the Company's funding requirements will allow the Company to continue its development stage operations. However, there is no assurance that the necessary funds will be realized by securing debt or through stock offerings.


INTERIM FINANCIAL INFORMATION

         The financial statements of the Company as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 and from inception (March 10, 2000) through March 31, 2002, and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2002 and 2001 and from inception (March 10, 2000) through March 31, 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the period from inception (March 10, 2000) to December 31, 2001.

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

EARNINGS PER SHARE
         Earnings per share are computed using the weighted average number of common shares outstanding. The Company has no shares that are dilutive.

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

Expenses for Three Months Ending March 31, 2002

         Expenses increased by approximately $160, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, which period had no activity. The Company is considering to reduce these ongoing expenses by obtaining the agreement of certain of its professional service providers to permit the Company to defer or forgo cash payment of the expense of their services in exchange for securities of the Company. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

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

    None

    (b)   Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Allonline.com, Inc.


Date: May 15, 2002                       By /s/ Sahra Partida
      ---------------                         -------------------------------
                                            Sahra Partida, President
                                            and Treasurer (Chief Financial
                                            Officer)